Form 10-Q
period 2008-09-30
LiverpoolGroup, Inc.
filed 2008-11-21
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2008

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

The number of shares outstanding of the issuer's common stock as of November 21, 2008 was 2,740,925 shares.

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

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Liverpool Group, Inc.
Balance Sheet
(Successor Company)

	Sept 30, 2008	March 31, 2008
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$766
Accrued expenses	45,500	45,500
Due to related parties	3,156	2,244
Total current liabilities	48,656	48,510

Stockholders' Deficiency:
Preferred stock	0	0
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	(274)	(274)
Accumulated Deficit	(48,656)	(48,510)
Total Stockholders' Deficiency	(48,656)	(48,510)

Total Liabilities & Stockholders' Deficiency	$0	$0
See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Six Months Ended Sept 30,,
	2008	2007	2008	2007

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	17	0	146	0
Impairment of Long Lived Assets	0	0	0	0
Interest	0	0	0	0
Total Costs & Expenses	17	0	146	0

Loss from continuing operations before income taxes, extraordinary gain and discontinued operations	(17)	0	(146)	0

Income taxes	0	0	0	0

Net Loss	($17)	$0	($146)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Discontinued operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	240,925	2,740,925	240,925
See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Sept 30,
	2008	2007

Cash flows from operating activities:
Net Loss	($146)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Expenses paid by related parties	146	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

From its inception to September 30, 2008 Liverpool has no current operations.  Liverpool’s predecessors ceased operations in 2002, and the company sold its inactive operating subsidiary in March, 2008.  The ability of Liverpool to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Liverpool has not transacted any business for the quarter ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liverpool had cash of $0 as of September 30, 2008, and a working capital deficiency of $47,000 as of September 30, 2008.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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