Form 10-Q
period 2009-06-30
LiverpoolGroup, Inc.
filed 2010-10-28
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	June 30, 2009	March 31, 2009
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,400	$1,950
Accrued expenses	26,303	25,703
Due to related parties	0	0
Total current liabilities	28,703	27,653

Convertible debt due after one year	15,000	12,500

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	28,726	25,726
Accumulated Deficit	(72,703)	(66,153)
Total Stockholders' Deficiency	(43,703)	(40,153)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended June 30,
	2009	2008

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,450	129
Interest	3,100	0
Total Costs & Expenses	6,550	129

Loss from continuing operations before income taxes	(6,550)	(129)
Income taxes	0	0

Net Loss	($6,550)	($129)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net Loss	($6,550)	($129)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	2,500	0
Fair value of services provided by related parties	3,000	0
Expenses paid by related parties	0	129
Increase (decrease) in accounts payable & accrued expenses	1,050	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2008	2,740,925	274	($274)	($48,510)
Fair value of services provided by related party			6,000
Impact of beneficial conversion feature			20,000
Net Loss				(17,643)
Balance at March 31, 2009	2,740,925	274	$25,726	($66,153)
Fair value of services provided by related party			3,000
Net Loss				(6,550)
Balance at June 30, 2009	2,740,925	274	$28,726	($72,703)

See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2009 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. There were no amounts due at June 30, 2009.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended June 30, 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

The carrying value of the note is net of $15,000 in unamortized discount. The discount will be fully amortized by December 15, 2010.

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

Results of Operations

We had no revenues in the three months ended June 30, 2009 or 2008.  Our operating expenses for the three months ended June 30, 2009 were $3,450 compared to $129 in 2008.  All of our operating expenses were general and administrative expenses. Included in 2009 operating expenses was a $3,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $3,100 consists of amortization of the loan discount $2,500 and an increase in accrued interest of $600.

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

We had no cash as of as of June 30, 2009.  Our liabilities totaling $43,703 consisted of accounts payable of $2,400; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of,$1,303 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $15,000. The remaining discount of $15,000 will be amortized over the balance of the two year period to maturity. Our shareholders’ deficit totaled $43,703 at June 30, 2009. Our accumulated deficit to date stands at $72,703.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.  A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business ITEM 2opportunity investigated is eventually acquired.

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