Form 10-K
period 2010-03-31
LiverpoolGroup, Inc.
filed 2010-10-28
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending March 31, 2010

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

Item 4.  (Removed and Reserved)

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “STAX”; however it is very limited Public Market for the common stock.  As of March 31, 2010, 2,740,824 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended March 31, 2010	$.01
First Quarter	$.0004	$.0004
Second Quarter	$.002	$.0002
Third Quarter	$.001	$.003

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

Results of Operations

Year Ended March 31, 2010, compared to Year Ended March 31, 2009

No operating revenues were generated during the year ended March 31, 2010 or 2009.  Operating expenses decreased to $13,800 for the year ended March 31, 2010, compared to $14,440 for the year ended March 31, 2009.  Included in 2010 operating expenses was a $12,000 ($6,000 in 2009) charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  2010 Interest expense of $12,400 consists of amortization of the loan discount $10,000 and an increase in accrued interest of $2,400. The Company’s net loss increased to $26,200 for the year ended March 31, 2010, compared to $17,643 for the year ended March 31, 2009.

Liquidity and Capital Resources

On December 15, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 15, 2010. We used the loan to reduce amounts owed to related parties

The note was considered to have an embedded beneficial conversion future. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt therefore the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt. The beneficial conversion feature of $20,000 was recorded separately based on the intrinsic value method.

As of March 31, 2010, the Company had a working capital deficiency of $54,353, compared to a working capital deficiency of $27,653 as of March 31, 2009. The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders.  At March 31, 2010, the Company had current liabilities of $54,353 compared to $27,653 at March 31, 2009. Included in current liabilities is the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature.. The remaining discount of $7,500 will be amortized over the balance of the two year period to maturity.  Because it has no cash reserves or source of revenues, the Company expects to continue to rely on the stockholder to pay expenses until such time as it can successfully complete an acquisition of or merger with an existing, operating company. Expenses incurred of $6,990 in 2009 were paid by a stockholder. There is no assurance that the Company will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Net Operating Loss

The Company has accumulated approximately $92,000 of net operating losses as of March 31, 2010. $62,000 of this loss may be carried forward to offset future taxable income through the year 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended March 31, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

None.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Liverpool Group, Inc.
Omaha, NE

I have audited the accompanying balance sheet of Liverpool Group, Inc. as of March 31, 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liverpool Group, Inc. as of March 31, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $26,000 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 25, 2010

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orland, FL

Liverpool Group, Inc.
Balance Sheet

	March 31, 2010	March 31, 2009

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,750	$1,950
Accrued expenses	28,103	25,703
Convertible debt due within one year	22,500	0
Total current liabilities	54,353	27,653

Convertible debt due after one year	0	12,500

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	37,726	25,726
Accumulated Deficit	(92,353)	(66,153)
Total Stockholders' Deficiency	(54,353)	(40,153)

Total Liabilities & Stockholders' Deficiency	$0	$0
.

See Summary of Significant Accounting Policies and Notes to Financial Statements

Liverpool Group, Inc.
Statement of Operations

	Years Ended March 31,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	13,800	14,440
Interest	12,400	3,203
Total Costs & Expenses	26,200	17,643

Loss from continuing operations before income taxes	(26,200)	(17,643)
Income taxes	0	0

Net Loss	($26,200)	($17,643)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925

See Summary of Significant Accounting Policies and Notes to Financial Statements

Liverpool Group, Inc.
Statement of Cash Flows

	Years Ended March 31,
	2010	2009

Cash flows from operating activities:
Net Loss	($26,200)	($17,643)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	10,000	2,500
Fair value of services provided by related parties	12,000	6,000
Expenses paid by related parties	0	6,990
Increase (decrease) in accounts payable & accrued expenses	4,200	2,153
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements

Liverpool Group, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2008	2,740,925	274	($274)	($48,510)
Fair value of services provided by related party			6,000
Impact of beneficial conversion feature			20,000
Net Loss				(17,643)
Balance at March 31, 2009	2,740,925	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,925	274	$37,726	($92,353)

See Summary of Significant Accounting Policies and Notes to Financial Statements

LIVERPOOL GROUP, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 March 31, 2010

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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
March 31, 2010

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

We have a current operating loss carry-forward of $ 62,000 resulting in deferred tax assets of $22,400. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. There were no amounts due at March 31, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 and $6,000 for the years ended March 31, 2010 and 2009, respectively, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

The initial beneficial conversion feature of $20,000 was recorded separately based on the intrinsic value method.

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature will be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount is 56%.

The carrying value of the note is calculated as follows:

Face amount of note	$30,000
Future amortization of discount through March, 2011	(7,500)
Current carrying value	$22,500

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended March 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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