Form 10-Q
period 2010-06-30
LiverpoolGroup, Inc.
filed 2010-10-28
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	June 30, 2010	March 31, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$4,200	$3,750
Accrued expenses	28,703	28,103
Convertible debt due within one year	25,000	22,500
Total current liabilities	57,903	54,353

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	40,726	37,726
Accumulated Deficit	(98,903)	(92,353)
Total Stockholders' Deficiency	(57,903)	(54,353)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended June 30,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,450	3,450
Interest	3,100	3,100
Total Costs & Expenses	6,550	6,550

Loss from continuing operations before income taxes	(6,550)	(6,550)
Income taxes	0	0

Net Loss	($6,550)	($6,550)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net Loss	($6,550)	($6,550)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	2,500	2,500
Fair value of services provided by related parties	3,000	3,000
Increase (decrease) in accounts payable & accrued expenses	1,050	1,050
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,925	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,925	274	$37,726	($92,353)
Fair value of services provided by related party			3,000
Net Loss				(6,550)
Balance at June 30, 2010	2,740,925	274	$40,726	($98,903)
See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. There were no amounts due at June 30, 2010.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended June 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On December 15, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 15, 2010

The carrying value of the note is net of $5,000 in unamortized discount. The discount will be fully amortized by December 15, 2010.

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

Results of Operations

We had no revenues in the three months ended June 30, 2010 or 2009.  Our operating expenses for the three months ended June 30, 2010 were $3,450 compared to $3,450 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $3,100 consists of amortization of the loan discount $2,500 and an increase in accrued interest of $600.

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

We had no cash as of as of June 30, 2010.  Our liabilities totaling $57,903 consisted of accounts payable of $4,200; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of,$3,703 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $25,000. The remaining discount will be amortized over the two year period to maturity. Our shareholders’ deficit totaled $57,903 at June 30, 2010. Our accumulated deficit to date stands at $98,903.

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

None.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A	RISK FACTORS

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