Form 10-Q
period 2010-09-30
LiverpoolGroup, Inc.
filed 2010-10-28
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	Sept 30, 2010	March 31, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$4,650	$3,750
Accrued expenses	29,303	28,103
Due to related parties	1,835	0
Convertible debt due within one year	27,500	22,500
Total current liabilities	63,288	54,353

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	43,726	37,726
Accumulated Deficit	(107,288)	(92,353)
Total Stockholders' Deficiency	(63,288)	(54,353)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	5,285	3,450	8,735	6,900
Interest	3,100	3,100	6,200	6,200
Total Costs & Expenses	8,385	3,450	14,935	13,100

Loss from continuing operations before income taxes	(8,385)	(3,450)	(14,935)	(13,100)
Income taxes	0	0	0	0

Net Loss	($8,385)	($3,450)	($14,935)	($13,100)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925	2,740,925	2,740,925

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Sept 30,
	2010	2009

Cash flows from operating activities:
Net Loss	($14,935)	($13,100)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	5,000	5,000
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	1,835	0
Increase (decrease) in accounts payable & accrued expenses	2,100	2,100
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,925	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,925	274	$37,726	($92,353)
Fair value of services provided by related party			6,000
Net Loss				(14,935)
Balance at September 30, 2010	2,740,925	274	$43,726	($107,288)
See notes to unaudited interim financial statements.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at September 30, 2010 was $1,835.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month periods ended September 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On December 15, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 15, 2010

The carrying value of the note is net of $2,500 in unamortized discount. The discount will be fully amortized by December 15, 2010.

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

Results of Operations

We had no revenues in the six months ended September 30, 2010 or 2009.  Our operating expenses for the six months ended September 30, 2010 were $8,735 compared to $6,900 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $6,200 consists of amortization of the loan discount $5,000 and an increase in accrued interest of $1,200

Liquidity and Capital Resources

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

We had no cash as of as of September 30, 2010.  Our liabilities totaling $63,288 consisted of accounts payable of $4,650; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of,$4,303; $1,835 due to our sole director and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $27,500. The remaining discount will be amortized over the two year period to maturity. Our shareholders’ deficit totaled $63,288 at September 30, 2010. Our accumulated deficit to date stands at $107,288.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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