Form 10-Q
period 2010-12-31
LiverpoolGroup, Inc.
filed 2011-02-14
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the Registrant’s common stock as of February 14, 2011, was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	Dec 31, 2010	March 31, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$4,900	$3,750
Accrued expenses	29,903	28,103
Due to related parties	1,835	0
Convertible debt due within one year	30,000	22,500
Total current liabilities	66,638	54,353

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	46,726	37,726
Accumulated Deficit	(113,638)	(92,353)
Total Stockholders' Deficiency	(66,638)	(54,353)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,250	3,450	11,985	10,350
Interest	3,100	3,100	9,300	9,300
Total Costs & Expenses	6,350	6,550	21,285	19,650

Loss from continuing operations before income taxes	(6,350)	(6,550)	(21,285)	(19,650)

Income taxes	0	0	0	0

Net Loss	($6,350)	($6,550)	($21,285)	($19,650)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925	2,740,925	2,740,925

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Dec 31,
	2010	2009

Cash flows from operating activities:
Net Loss	($21,285)	($19,650)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	7,500	7,500
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related parties	1,835	0
Increase (decrease) in accounts payable & accrued expenses	2,950	3,150
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,925	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,925	274	$37,726	($92,353)
Fair value of services provided by related party			9,000
Net Loss				(21,285)
Balance at December 31, 2010	2,740,925	274	$46,726	($113,638)

See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended December 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Related Party Transaction not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at December 31, 2010 was $1,835.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month periods ended December 31, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2010 or 2009.  Our operating expenses for the nine months ended December 31, 2010 were $11,985 compared to $10,350 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $9,300 consists of amortization of the loan discount $7,500 and an increase in accrued interest of $1,800

Liquidity and Capital Resources

On December 15, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 15, 2010

With no revenues or gross margin, we remain dependent on funding for our continued operations. There can be no assurance that we will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We had no cash as of as of December 31, 2010.  Our liabilities totaling $66,638 consisted of accounts payable of $4,900; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of,$4,903; $1,835 due to our sole director and the carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount was fully amortized at December 31, 2010. Our shareholders’ deficit totaled $66,638 at December 31, 2010. Our accumulated deficit to date stands at $113,638.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	February 14, 2011
Daniel K. Leonard