Form 10-K
period 2011-03-31
LiverpoolGroup, Inc.
filed 2011-06-23
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending March 31, 2011

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock as of June 23, 2011, $0.0001 par value, was 2,740,824.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “STAX”; however it is very limited Public Market for the common stock.  As of March 31, 2011, 2,740,824 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended March 31, 2011	$.01
First Quarter	$.0004	$.0004
Second Quarter	$.002	$.0002
Third Quarter	$.001	$.003

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

Results of Operations

Year Ended March 31, 2011, compared to Year Ended March 31, 2010

No operating revenues were generated during the year ended March 31, 2011 or 2010.  Operating expenses increased to $13,835 for the year ended March 31, 2011, compared to $13,800 for the year ended March 31, 2010.  Included in operating expenses each year was a $12,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  2011 Interest expense of $9,900 consists of amortization of the loan discount $7,500 and an increase in accrued interest of $2,400. The Company’s net loss decreased to $23,735 for the year ended March 31, 2011, compared to $26,200 for the year ended March 31, 2010.

Liquidity and Capital Resources

On December 15, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 15, 2010. The note is currently in default.

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

As of March 31, 2011, the Company had a working capital deficiency of $66,088, compared to a working capital deficiency of $54,353 as of March 31, 2010. The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders.  At March 31, 2011, the Company had current liabilities of $66,088 compared to $54,353 at March 31, 2010. Included in current liabilities is the carrying value of the note payable of $30,000. Because it has no cash reserves or source of revenues, the Company expects to continue to rely on the stockholder to pay expenses until such time as it can successfully complete an acquisition of or merger with an existing, operating company. Expenses incurred of $1,835 in 2011 were paid by a stockholder. There is no assurance that the Company will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Net Operating Loss

The Company has accumulated approximately $116,000 of net operating losses as of March 31, 2011. $67,000 of this loss may be carried forward to offset future taxable income through the year 2032. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. No tax benefit has been reported in the financial statements for the year ended March 31, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

None.

Item 8.

Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Liverpool Group, Inc.
Omaha, NE

I have audited the accompanying balance sheet of Liverpool Group, Inc. as of March 31, 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liverpool Group, Inc. as of March 31, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $23,735 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 23, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, FL

Liverpool Group, Inc.
Balance Sheet

	March 31, 2011	March 31, 2010

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,500	$3,750
Accrued expenses	30,503	28,103
Due to related parties	4,085	0
Convertible debt due within one year	30,000	22,500
Total current liabilities	66,088	54,353

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,824 issued & outstanding	274	274
Additional paid-in capital	49,726	37,726
Accumulated Deficit	(116,088)	(92,353)
Total Stockholders' Deficiency	(66,088)	(54,353)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Liverpool Group, Inc.
Statement of Operations

	Year Ended March 31,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	13,835	13,800
Interest	9,900	12,400
Total Costs & Expenses	23,735	26,200

Loss from continuing operations before income taxes	(23,735)	(26,200)
Income taxes	0	0

Net Loss	($23,735)	($26,200)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,824	2,740,824

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Liverpool Group, Inc.
Statement of Cash Flows

	Year Ended March 31,
	2011	2010

Cash flows from operating activities:
Net Loss	($23,735)	($26,200)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	7,500	10,000
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	1,835	0
Increase (decrease) in accounts payable & accrued expenses	2,400	4,200
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,824	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,824	274	$37,726	($92,353)
Fair value of services provided by related party			12,000
Net Loss				(23,735)
Balance at March 31, 2011	2,740,824	274	$49,726	($116,088)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

LIVERPOOL GROUP, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 March 31, 2011

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

Subsequent Events: Subsequent events have been evaluated up to and including the date at which the financial statements were available-June 23, 2011. There are no subsequent events to be reported.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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
March 31, 2011

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

We have a current operating loss carry-forward of $ 67,000 resulting in deferred tax assets of $23,600. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

         Recent Sales of Common Stock-2008 Reorganization

In February, 2008, we issued 2,740,824 common shares to the shareholders of our former parent company, Scott Contracting Holdings, Inc.

          Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of $ 0.0001 preferred stock.

          Stock Options

There are no employee or non-employee options grants.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at March 31, 2011 was $4,085.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 each for the years ended March 31, 2011 and 2010, respectively, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On December 15, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 15, 2010 and is currently in default.

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

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature was recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount was 56%.  The discount was fully amortized at March 31, 2011.

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Daniel K. Leonard		President/Director

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended March 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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

Date:	June 23, 2011	By:	/s/ Daniel K. Leonard
Daniel K. Leonard
President, Chief Executive Officer, and Sole Director