Form 10-Q
period 2011-06-30
LiverpoolGroup, Inc.
filed 2011-08-11
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of August 8, 2011 was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc. – Balance Sheet

	June 30, 2011	March 31, 2011

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,500	$1,500
Accrued expenses	31,103	30,503
Due to related parties	4,085	4,085
Convertible debt due within one year	30,000	30,000
Total current liabilities	66,688	66,088

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,824 issued & outstanding	274	274
Additional paid-in capital	52,726	49,726
Accumulated Deficit	(119,688)	(116,088)
Total Stockholders' Deficiency	(66,688)	(66,088)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	3 Months Ended June 30,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,000	3,450
Interest	600	3,100
Total Costs & Expenses	3,600	6,550

Loss from continuing operations before income taxes	(3,600)	(6,550)

Income taxes	0	0

Net Loss	($3,600)	($6,550)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,824	2,740,824

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	3 Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net Loss	($3,600)	($6,550)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	0	2,500
Fair value of services provided by related parties	3,000	3,000
Increase (decrease) in accounts payable & accrued expenses	600	1,050
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,824	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,824	274	$37,726	($92,353)
Fair value of services provided by related party			12,000
Net Loss				(23,735)
Balance at March 31, 2011	2,740,824	274	$49,726	($116,088)
Fair value of services provided by related party			3,000
Net Loss				(3,600)
Balance at June 30, 2011	2,740,824	274	$52,726	($119,688)

See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2011 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share:

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

3.	New Accounting Standards:

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at June 30, 2011 was $4,085.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended June 30, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On December 15, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 15, 2010 and is currently in default.

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

Results of Operations

We had no revenues in the three months ended June 30, 2011 or 2010.  Our operating expenses for the three months ended June 30, 2011 were $3,000 compared to $3,450 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $3,100 in 2010 consists of amortization of the loan discount $2,500 and an increase in accrued interest of $600 while in 2011 the discount was fully amortized.

Liquidity and Capital Resources

On December 15, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 15, 2010 The note is currently in default

With no revenues or gross margin, we remain dependent on funding for our continued operations. There can be no assurance that we will continue to fund our Company’s operations or that we will be able to raise future funding from others at an acceptable price or at all. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We had no cash as of as of June 30, 2011.  Our liabilities totaling $66,688 consisted of accounts payable of $1,500; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $6,103; $4,085 due related parties and the $30,000 carrying value of the note payable. . Our shareholders’ deficit totaled $57,903 at June 30, 2011. Our accumulated deficit to date stands at $119,688.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	August 8, 2011
Daniel K. Leonard