Form 10-Q
period 2011-09-30
LiverpoolGroup, Inc.
filed 2011-11-14
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of November 14, 2011 was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	Sept 30, 2011	March 31, 2011
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,500	$1,500
Accrued expenses	31,703	30,503
Due to related parties	4,085	4,085
Convertible debt due within one year	30,000	30,000
Total current liabilities	67,288	66,088

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,824 issued & outstanding	274	274
Additional paid-in capital	55,726	49,726
Accumulated Deficit	(123,288)	(116,088)
Total Stockholders' Deficiency	(67,288)	(66,088)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	5,285	6,000	8,735
Interest	600	3,100	1,200	6,200
Total Costs & Expenses	3,600	8,385	7,200	14,935

Loss from continuing operations before income taxes	(3,600)	(8,385)	(7,200)	(14,935)
Income taxes	0	0	0	0

Net Loss	($3,600)	($8,385)	($7,200)	($14,935)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925	2,740,824	2,740,824

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Sept 30,
	2011	2010

Cash flows from operating activities:
Net Loss	($7,200)	($14,935)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	0	5,000
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	0	1,835
Increase (decrease) in accounts payable & accrued expenses	1,200	2,100
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
.

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,824	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,824	274	$37,726	($92,353)
Fair value of services provided by related party			12,000
Net Loss				(23,735)
Balance at March 31, 2011	2,740,824	274	$49,726	($116,088)
Fair value of services provided by related party			6,000
Net Loss				(7,200)
Balance at September 30, 2011	2,740,824	274	$55,726	($123,288)

See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at September 30, 2011 was $4,085.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month periods ended September 30, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the six months ended September 30, 2011 or 2010.  Our operating expenses for the six months ended September 30, 2011 were $6,000 compared to $8,735 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $1,200 consists of an increase in accrued interest of $1,200.

Liquidity and Capital Resources

On December 15, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 15, 2010. The note is currently in default.

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

We had no cash as of as of September 30, 2011.  Our liabilities totaling $67,288 consisted of accounts payable of $1,500; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $6,703; $4,085 due to our sole director and the $30,000 carrying value of the note payable. Our shareholders’ deficit totaled $67,288 at September 30, 2011. Our accumulated deficit to date stands at $123,288.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	November 14, 2011
Daniel K. Leonard