Form 10-Q
period 2011-12-31
LiverpoolGroup, Inc.
filed 2012-02-14
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of February 13, 2012 was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	Dec 31, 2011	March 31, 2011
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,500	$1,500
Accrued expenses	32,303	30,503
Due to related parties	4,085	4,085
Convertible debt due within one year	30,000	30,000
Total current liabilities	67,888	66,088

Convertible debt due after one year	0	0

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,925 issued & outstanding	274	274
Additional paid-in capital	58,726	49,726
Accumulated Deficit	(126,888)	(116,088)
Total Stockholders' Deficiency	(67,888)	(66,088)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	3,250	9,000	11,985
Interest	600	3,100	1,800	9,300
Total Costs & Expenses	3,600	6,350	10,800	21,285

Loss from continuing operations before income taxes	(3,600)	(6,350)	(10,800)	(21,285)

Income taxes	0	0	0	0

Net Loss	($3,600)	($6,350)	($10,800)	($21,285)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925	2,740,824	2,740,824

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Dec 31,
	2011	2010

Cash flows from operating activities:
Net Loss	($10,800)	($21,285)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	0	7,500
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related parties	0	1,835
Increase (decrease) in accounts payable & accrued expenses	1,800	2,950
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Liverpool Group, Inc.

Statement of Stockholders’ Deficiency

(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2009	2,740,824	274	$25,726	($66,153)
Fair value of services provided by related party			12,000
Net Loss				(26,200)
Balance at March 31, 2010	2,740,824	274	$37,726	($92,353)
Fair value of services provided by related party			12,000
Net Loss				(23,735)
Balance at March 31, 2011	2,740,824	274	$49,726	($116,088)
Fair value of services provided by related party			9,000
Net Loss				(10,800)
Balance at December 31, 2011	2,740,824	274	$58,726	($126,888)

		274	58,726	(126,888)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended December 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

 Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of Preferred Stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at December 31, 2011 was $4,085.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the nine-month periods ended December 31, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2011 or 2010.  Our operating expenses for the nine months ended December 31, 2011 were $9,000 compared to $11,985 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $1,800 consists of an increase in accrued interest of $1,800.

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

We had no cash as of as of December 31, 2011.  Our liabilities totaling $67,888 consisted of accounts payable of $1,500; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $7,303; $4,085 due to our sole director and the $30,000 carrying value of the note payable. Our shareholders’ deficit totaled $67,288 at December 31, 2011. Our accumulated deficit to date stands at $126,888.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	February 13, 2012
Daniel K. Leonard