Form 10-Q
period 2012-06-30
LiverpoolGroup, Inc.
filed 2012-08-07
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of August 7, 2011 was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	June 30, 2012	March 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,950	$3,950
Accrued expenses	33,503	32,903
Due to related parties	4,085	4,085
Convertible debt due within one year	30,000	30,000
Total current liabilities	71,538	70,938

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,824 issued & outstanding	274	274
Additional paid-in capital	64,726	61,726
Accumulated Deficit	(136,538)	(132,938)
Total Stockholders' Deficiency	(71,538)	(70,938)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Six Months Ended June 30,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000
Interest	600	600
Total Costs & Expenses	3,600	3,600

Loss from continuing operations before income taxes	(3,600)	(3,600)
Income taxes	0	0

Net Loss	($3,600)	($3,600)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,824	2,740,824
x

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net Loss	($3,600)	($3,600)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	0	0
Increase (decrease) in accounts payable & accrued expenses	600	600
Cash used by operating activities	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2011	2,740,824	274	$49,726	($116,088)
Fair value of services provided by related party			12,000
Net Loss				(16,850)
Balance at March 31, 2012	2,740,824	274	$61,726	($132,938)
Fair value of services provided by related party			3,000
Net Loss				(3,600)
Balance at June 30, 2012	2,740,824	274	$64,726	($136,538)

See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our March 31, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of the convertible note. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

3.	New Accounting Standards

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at June 30, 2012 was $4,085.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended June 30, 2012 and 2011 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the three months ended June 30, 2012 or 2011.  Our operating expenses for the three months ended June 30, 2012 were $3,000 compared to $3,000 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $600 in  each year consists of an increase in accrued interest at the stated interest rate..

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

We had no cash as of as of June 30, 2012.  Our liabilities totaling $71,538 consisted of accounts payable of $3,950; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $8,503; $4,085 due related parties and the $30,000 carrying value of the note payable. . Our shareholders’ deficit totaled $71,538 at June 30, 2012. Our accumulated deficit to date stands at $136,538.

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

 JOHN/MIKE:  DO WE NEED TO ADD HERE AS WELL AS WE DID IN THE 10-K?

24.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	August 7, 2012
Daniel K. Leonard