Form 10-Q
period 2012-09-30
LiverpoolGroup, Inc.
filed 2012-10-17
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of October 16, 2012 was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	Sept 30, 2012	March 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$3,950	$3,950
Accrued expenses	34,103	32,903
Due to related parties	4,085	4,085
Convertible debt due within one year	30,000	30,000
Total current liabilities	72,138	70,938

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,824 issued & outstanding	274	274
Additional paid-in capital	67,726	61,726
Accumulated Deficit	(140,138)	(132,938)
Total Stockholders' Deficiency	(72,138)	(70,938)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,		Six Months Ended Sept 30,
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000	6,000	6,000
Interest	600	600	1,200	1,200
Total Costs & Expenses	3,600	3,600	7,200	7,200

Loss from continuing operations before income taxes	(3,600)	(3,600)	(7,200)	(7,200)
Income taxes	0	0	0	0

Net Loss	($3,600)	($3,600)	($7,200)	($7,200)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,925	2,740,925	2,740,824	2,740,824

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Sept 30,
	2012	2011

Cash flows from operating activities:
Net Loss	($7,200)	($7,200)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	0	0
Fair value of services provided by related parties	6,000	6,000
Expenses paid by related parties	0	0
Increase (decrease) in accounts payable & accrued expenses	1,200	1,200
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
.

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at March 31, 2010	2,740,824	274	$37,726	($92,353)
Fair value of services provided by related party			12,000
Net Loss				(23,735)
Balance at March 31, 2011	2,740,824	274	$49,726	($116,088)
Fair value of services provided by related party			12,000
Net Loss				(16,850)
Balance at March 31, 2012	2,740,824	274	$61,726	($132,938)
Fair value of services provided by related party			6,000
Net Loss				(7,200)
Balance at September 30, 2012	2,740,824	274	$67,726	($140,138)

See notes to unaudited interim financial statements.

LIVERPOOL GROUP, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. The amount due at September 30, 2012 was $4,085.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the six-month periods ended September 30, 2012 and 2011 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

We had no revenues in the six months ended September 30, 2012 or 2011.  Our operating expenses for the six months ended September 30, 2012 were $6,000 compared to $6,000 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $6,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $1,200 consists of an increase in accrued interest of $1,200.

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

We had no cash as of as of September 30, 2012.  Our liabilities totaling $72,138 consisted of accounts payable of $3,950; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $9,103; $4,085 due to our sole director and the $30,000 carrying value of the note payable. Our shareholders’ deficit totaled $72,138 at September 30, 2012. Our accumulated deficit to date stands at $140,138.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-

affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	October 16, 2012
Daniel K. Leonard