Form 10-Q
period 2012-12-31
LiverpoolGroup, Inc.
filed 2013-02-20
CIK 1431835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

o

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ¨  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨  No ☑

The number of shares outstanding of the Registrant’s common stock as of February 19, 2013 was 2,740,925 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Liverpool Group, Inc.
Balance Sheet

	Dec 31, 2012	March 31, 2012
	(unaudited)

Assets
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable-trade	$3,950	$3,950
Accrued expenses	34,703	32,903
Due to related parties	4,085	4,085
Convertible debt due within one year	30,000	30,000
Total current liabilities	72,738	70,938

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
2,740,824 issued & outstanding	274	274
Additional paid-in capital	70,726	61,726
Accumulated Deficit	(143,738)	(132,938)
Total Stockholders' Deficiency	(72,738)	(70,938)

Total Liabilities & Stockholders' Deficit	$-	$-

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Nine Months Ended Dec 31,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Costs & Expenses:
General & administrative	3,000	3,000	9,000	9,000
Interest	600	600	1,800	1,800
Total Costs & Expenses	3,600	3,600	10,800	10,800

Loss from continuing operations before income taxes	(3,600)	(3,600)	(10,800)	(10,800)
Income taxes	-	-	-	-

Net Loss	($3,600)	($3,600)	($10,800)	($10,800)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,740,824	2,740,824	2,740,824	2,740,824

See notes to unaudited interim financial statements.

Liverpool Group, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Dec 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($10,800)	($10,800)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	9,000	9,000
Increase (decrease) in accounts payable & accrued expenses	1,800	1,800
Cash used by operating activities:	-	-

Change in cash	-	-
Cash-beginning of period	-	-
Cash-end of period	$-	$-
.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2. Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of $72,738 as of December 31, 2012 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations

We had no revenues in the nine months ended December 31, 2012 or 2011.  Our operating expenses for the nine months ended December 31, 2012 were $9,000 compared to $9,000 in 2011.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $1,800 consists of an increase in accrued interest of $1.800.

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

We had no cash as of as of December 31, 2012.  Our liabilities totaling $72,738 consisted of accounts payable of $3,950; accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $34,703; $4,085 due to our sole director and the $30,000 carrying value of the note payable. Our shareholders’ deficit totaled $70,726 at December 31, 2012. Our accumulated deficit to date stands at $143,738.

Emerging Growth Company. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·      have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·      comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·      submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·      disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(A)

Common Stock

All shares of our Common Stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully-paid and non-assessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	February 19, 2013
Daniel K. Leonard